Form 10QSB
period 1994-12-31
GOLDENBANKS OF COLORADO INC
filed 1995-02-14
CIK 36352

              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                          FORM 10-QSB

Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934.

For the Quarter Ended 12/31/94    Commission File No. 0-7463

                 GOLDENBANKS OF COLORADO, INC.
    (Exact name of registrant as specified in its charter)

Delaware                                     84-0632356
(State of other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

            1301 Jackson Street, Golden, Co. 80401
           (Address of principal executive offices)

Registrant's telephone number, including area code (303)279-4563 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       (1) Yes X     No
                       (2) Yes X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 1995.

                    Common Stock  1,366,932


PART I - FINANCIAL INFORMATION
Item I - FINANCIAL STATEMENTS
December 31, 1994

GOLDENBANKS OF COLORADO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)


                                                      December 31,       June 30,
                                                           1994            1994

ASSETS
 Cash and due from banks                                $ 26,478,697    $ 23,006,093
 Federal funds sold                                        2,757,000      16,300,000
  Total cash and cash equivalents                         29,235,697      39,306,093

 Investment securities:
  U.S. Government securities                              84,619,333      83,977,294
  Obligations of states and political subdivisions        17,827,774      22,738,435
  Federal Reserve Bank Stock                                 301,150         301,150
  Other Investments                                       58,151,881      66,529,394

 Loans                                                   179,804,518     160,675,618
 Less: Allowance for loan losses                          (5,182,799)     (5,173,781)
  Net Loans                                              174,621,719     155,501,837

 Bank prem and equip less allowance for depreciation       5,798,702       5,716,391
 Other real estate                                           489,000         414,000
 Cost of purchased subsidiaries in excess of net assets    1,612,147       1,641,602
 Other assets                                              3,759,915       4,043,692

   TOTAL ASSETS                                         $376,417,318    $380,169,888

LIABILITIES
 Deposits:
  Money market accounts                                 $ 58,065,908    $ 65,516,229
  NOW accounts                                            70,909,215      68,231,739
  Other demand accounts                                   83,522,520      89,151,849
  Savings                                                 57,953,827      60,254,257
  Time Certificates greater than $100                      9,635,076      11,386,193
  Other Time Certificates                                 45,483,228      47,773,571
   Total Deposits                                        325,569,774     342,313,838

 Short-term borrowings                                    17,093,872       4,799,885
 Long-term debt                                            2,710,715       2,946,429
 Accrued expenses and other liabilities                    1,852,519       2,878,579
    TOTAL LIABILITIES                                    347,226,880     352,938,731

STOCKHOLDERS' EQUITY
 Common Stock                                                 68,347          68,347
 Capital Surplus                                             885,779         885,779
 Retained Earnings                                        28,600,166      26,277,031
 Unrealized Gain/(Loss) on Securities                       (363,854)
   TOTAL STOCKHOLDERS' EQUITY                             29,190,438      27,231,157
 TOTAL LIABILITIES AND  STOCKHOLDERS' EQUITY            $376,417,318    $380,169,888

MARKET VALUE OF INVESTMENT SECURITIES:                  $157,590,000    $170,964,000

See accompanying Notes to Consolidated Financial Statements.


GOLDENBANKS OF COLORADO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

                                                   Six Months Ended Dec. 31,       Three Mo. Ended Dec. 31,
                                                            1994            1993         1994        1993
INTEREST INCOME:


 Loans                                                 $ 8,364,729    $ 5,873,855  $4,218,503   $3,119,747
 Taxable investment securities                           3,703,703      3,490,055   1,842,064    1,798,813
 Investment securities exempt from federal income taxes    367,556        471,173     174,664      224,258
 Federal funds sold and other short-term investments       282,035        217,498     130,545      110,908
    Total Interest Income                               12,718,023     10,052,581   6,365,776    5,253,726
 INTEREST EXPENSE:
 Deposits                                                3,373,831      2,990,557   1,655,148    1,531,666
 Federal funds purchased and other short-term borrowings    96,663         51,210      49,633       26,716
 Long-term debt                                            122,158         68,142      62,179       42,353
    Total Interest Expense                               3,592,652      3,109,909   1,766,960    1,600,735

NET INTEREST INCOME                                      9,125,371      6,942,672   4,598,816    3,652,991
Provision for Loan Losses                                  (49,000)       475,000     (19,000)     490,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES      9,076,371      7,417,672   4,579,816    4,142,991

OTHER INCOME:
 Fees on deposit accounts                                1,107,584        958,852     547,168      504,707
   Other income                                            434,893        517,266     216,429      274,124
 Gain on security transactions                              12,750         59,468           0        6,700
    Total Other Income                                   1,555,227      1,535,586     763,597      785,531


OTHER EXPENSE:
 Salaries & employee benefits                            3,399,257      2,826,132   1,689,957     1,465,539
 Occupancy expense, net                                    479,295        401,065     237,572       210,058
 Equipment expense                                         269,804        183,497     134,480        96,263
 Other operating expense                                 2,586,009      2,254,369   1,337,838     1,211,735
 Other real estate expense                                 (18,102)        46,922      (4,613)          763
     Total Other Expense                                 6,716,263      5,711,985   3,395,234     2,984,358

Income before income taxes                               3,915,335      3,241,273   1,948,179     1,944,164

 Applicable income taxes                                 1,182,121        978,244     593,887       610,087

  NET INCOME BEFORE ACCOUNTING CHANGE                    2,733,214      2,263,029   1,354,292     1,334,077

  CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                1,035,070

  NET INCOME                                           $ 2,733,214    $ 3,298,099  $1,354,292    $1,334,077



Net income per common share before
 cumulative effect of accounting change                         $2.00          $1.65        $.99         $.98
Cumulative effect of accounting change                                           .76
Net income per common share                                     $2.00          $2.41        $.99         $.98


Dividends per share                                             $0.30          $0.20        $.15         $.10

See accompanying Notes to Consolidated Financial Statements.

GOLDENBANKS OF COLORADO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASHFLOWS
For the Six Months Ended
(Unaudited)
                                                                    December 31,
                                                                   1994        1993


CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                   $ 2,733,214     $3,298,099
 Adjustments:
  Provision for loan losses                                       49,000       (475,000)
  Depreciation and amortization                                  305,841        155,191
  Accretion/amortization of discount/premium on investments      206,840        422,224
  Write down of OREO                                              45,000         25,000
  Gain/Loss on sale of Fixed Assets                               (2,487)
  Gain on early call of investment securities                    (12,750)       (59,468)
  Change in other assets                                         313,232     (1,671,416)
  Change in accrued expenses and other liabilities              (850,476)       948,414
Total adjustments                                                 54,200       (655,055)

     Net cash provided by operating activities                 2,787,414      2,643,044

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sales of investment securities                                 1,224,296
 Proceeds from maturities of investment securities            32,831,363     38,651,420
 Purchases of investment securities                          (20,743,173)   (52,211,723)
 Change in loans                                             (19,288,881)   (11,175,753)
 Purchase of Applewood <F1>  (Net Cash)                                       9,060,534
 Purchase of premises and equipment                             (364,510)      (147,392)
 Proceeds from sale of Fixed Assets                                8,300
 Net cash applied to investing activities                     (7,556,901)   (14,598,618)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Change in deposits -Demand, Savings, & NOW                  (14,992,946)    30,456,863
 Change in time deposits                                      (1,751,117)      (970,828)
 Change in short-term borrowed funds                          12,293,987        487,227
 Proceeds from long-term debt                                                 2,359,992
 Change in long-term debt                                       (235,714)      (249,290)
 Dividends paid                                                 (615,119)      (410,080)
   Net cash (applied to)/provided by financing activities     (5,300,909)    31,673,884

NET INCREASE IN CASH AND CASH EQUIVALENTS                    (10,070,396)    19,718,310
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                39,306,093     21,071,142
CASH AND CASH EQUIVALENTS, END OF PERIOD                     $29,235,697    $40,789,452


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash received (paid) during the year for:
  Interest income                                            $12,069,012    $ 9,802,060
  Interest expense                                             3,572,945      3,089,710
  Income taxes                                                 1,200,000        460,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
 Transfers of loans to other real estate owned                   120,000        100,359
 Dividends declared not yet paid                                 205,040        136,693

<F1>
On November 19, 1993, the company acquired the assets and deposits and certain liabilities of Bank of Applewood d/b/a Citywide Bank of Applewood as
follows:
    Fair Value of Assets Acquired and Liabilities Assumed
      Cash and cash equivalents                                             $11,560,534
      Investment Securities                                                  11,122,753
      Loans, net                                                             19,034,851
      Property and equipment                                                  2,219,550
      Deposits                                                              (42,943,347)
      Other, net                                                              1,505,659
          Cash Paid                                                         $ 2,500,000

See notes to Consolidated Financial Statements.

        GOLDENBANKS OF COLORADO, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1994

Note 1  -  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and with generally accepted accounting principles for interim financial statements. All adjustments which are, in the opinion of management, necessary for a fair statement of results of operations have been reflected in the accompanying financial statements. All such adjustments made are of a normal and recurring nature.

Note 2  -  Earnings per Share

Earnings per share for the six months and three months ended December 31, 1994, and 1993 are based on 1,366,932 common shares outstanding during each period.


Note 3  -  Change of Accounting Principle

Prior to July 1, 1994, the Company acquired investment securities with the intent to hold the securities to maturity. Accordingly, such securities were carried at amortized cost.

On July 1, 1994, the Company adopted Financial Accounting Standards Board Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities," and a portion of the Company's investment securities were classified as "available for sale." Securities classified as "available for sale" are measured at fair value. Unrealized holding gains and losses are excluded from earnings and are reported as a separate component of stockholders' equity until realized. As of December 31, 1994, securities with a book value of $32.6 million are classified as "available for sale."
A valuation allowance of $364 thousand, which is net of income taxes, has been recorded in equity to recognize the difference between the carrying value and the fair value of these securities.

The adjusted cost of specific investment securities is used to compute gains and losses upon disposition, and net gains/losses are shown separately as a component of Other Income.

ITEM 4.  OTHER INFORMATION

The Annual Meeting of Stockholders of Goldenbanks of Colorado, Inc. was held on October 20, 1994. Present at this meeting in person or by proxy were Stockholders representing 1,272,087 shares of outstanding common stock. These shares represented 93.06% of the total outstanding common stock.

William J. Fortune was re-elected a Director for a term of three years, expiring at the third succeeding Annual Meeting of the Stockholders. The vote for Mr. Fortune was 1,135,126 shares for and 141,988 shares withholding authority. Dan A. Gabrielson was re-elected a Director for a term of three years, expiring at the third succeeding Annual Meeting of the Stockholders. The vote for Mr. Gabrielson was 1,132,564 shares for and 144,550 shares withholding authority. The terms of office of the other three directorships did not expire at this meeting. The names of the other three Directors are David C. Beck, Michael J. Hall, and G. Scott Gagon.


Stockholders also ratified the selection by the Board of Directors of Deloitte and Touche as independent auditors for the Company for the fiscal year ending June 30, 1995. The vote was 1,233,164 shares for; 8,728 shares against; and 35,222 shares abstaining.


ITEM 6.  REPORTS OF FORM 8-K

On November 22, 1994, the Company issued a press release concerning the execution of a definitive agreement providing for the merger of the Company into Norwest Corporation. The Company also granted an option to Norwest to acquire up to 19.9% of Goldenbanks' currently outstanding common stock. This option would be exercisable by Norwest only if certain conditions are met relating to the proposed acquisition of the Company by a person or entity other than Norwest.

William J. Fortune, President of the Company, and G. Scott Gagon, President of the Company's principal subsidiary, Goldenbank, N.A., executed employment agreements with the Company providing for continued employment by the Company of Messrs. Fortune and Gagon for fifty weeks after the effective date of the acquisition of the Company by Norwest. Form 8-K has been filed.



 ITEM 7.  MANAGEMENT'S DISCUSSION AND FINANCIAL REVIEW


The following commentary presents management's discussion and analysis of the Company's financial performance and financial condition. The discussion is presented in order to provide a more complete understanding of the Consolidated Financial Statements.


Earnings Performance


Goldenbanks of Colorado, Inc.'s (the Company) net income for the six months ended December 31, 1994, totaled $2.7 million compared to $3.3 million for the six months ended December 31, 1993. The earnings for the six months ended December 31, 1993, reflected a cumulative effect of an accounting change due to the Company's adoption of Statement of Fanancial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes". The Company adopted this new accounting standard through a one-time cumulative adjustment in the amount of $1,035,070. Income before the accounting change totaled $2.3 million for the six months ended December 31, 1993. If interim earnings before the accounting change are compared, an increase of $470 thousand or 20.8% was realized.

Income per share was $2.00 for the first six months of the current fiscal year. For the first six months of fiscal 1994, income per share, before the cumulative effect of the accounting change, was $1.65, and income per share was $2.41 inclusive of the accounting change.

A moderate increase in income was realized when the quarter ended December 31, 1994 is compared to the quarter ended December 31, 1993. The Company's income totaled $1,354 thousand for the quarter ended December 31, 1994, compared to $1,334 thousand for the quarter ended December 31, 1993. Earnings per share were $.99 for the second quarter of the current fiscal year compared to $.98 for the same period a year ago.

The Company's six month earnings produced a return on average stockholders' equity of 19.42%, and a return on average assets of 1.44%, on an annualized basis. This compares to a return on average equity of 27.36%, and a return on average assets of 2.05%, for the first six months of fiscal 1994, on an annualized basis. Prior to the cumulative effect of the accounting change for the first six months of fiscal 1994, the Company's return on average equity was 18.78%, and the return on average assets was 1.41%, on an annualized basis.

For the quarter ending December 31, 1994, the Company's return on average stockholders' equity was 19.19%, on an annualized basis, compared to 21.41% for the same quarter a year ago. The Company's

Management's Discussion
Page 2


Earnings Performance - (Continued)


return on average assets was 1.44%, on an annualized basis, for the quarter ended December 31, 1994, compared to 1.52% for the quarter ended December 31, 1993.

A notable factor, in comparing income and expense categories from fiscal 1994 to fiscal 1995, is the acquisition of Goldenbank, Applewood. The Applewood Bank was acquired by the Company during the second quarter of fiscal 1994. Consequently, the Consolidated Statement of Earnings reflects the operating results of the Applewood Bank for the first six months of fiscal 1995, while Applewood's operating results are reflected only for the short period from November 19, 1993, to December 31, 1993, for fiscal 1994.

In addition to the accounting change, and the addition of the Applewood Bank, there were two other items which significantly affected the Company's earnings. There was a significant increase in net interest income for both the six month and three month periods, ended December 31, 1994, compared to the same periods, in the preceding fiscal year. Also impacting earnings, when both the six month and three month periods ending December 31, 1994, are compared to the same periods ending December 31, 1993, is a $500 thousand credit to the provision for loan loss expense, taken by the Company's lead bank. The credit, taken during the second quarter of fiscal 1994, was attributable to a reduction in the allowance for loan loss level of that Bank.

Net interest income is defined as the total of interest income and amortized fees on loans, less interest expense on deposits and borrowed funds. Earning assets are funded by interest bearing liabilities including deposits, short-term borrowings and long-term debt. Earning assets are also funded by net noninterest related funds consisting of demand deposits and stockholders' equity.

A strong net yield, plus changes in the mix and growth in earning assets, produced net interest income on a fully taxable equivalent basis (FTE) for the first six months of fiscal 1995 of $9.4 million, up 29.4% from $7.2 million in fiscal 1994. On a quarterly basis, net interest income increased $917 thousand or 24.2%, from the quarter ended December 31, 1993, to the quarter ended December 31, 1994. To arrive at income on a fully taxable equivalent basis, adjustments were made to present yields, on certain tax exempt municipal securities and loans, as if such income were fully taxable.

Management's Discussion
Page 3


Earnings Performance - (Continued)


The Company's net yield on interest earning assets on an annualized FTE basis was 5.36% for the six months ended December 31, 1994, compared to 4.84% for the six months ended December 31, 1993. For the quarter ended December 31, 1994, the net yield was 5.40% compared to 4.66% for the quarter ended December 31, 1993. The net yield on interest earning assets is determined by expressing net interest income as a percentage of earning assets. The Company's net yield on interest earning assets is attributable to a combina-tion of two factors which include the percentage of interest earning assets funded by interest bearing liabilities, and the difference between the yield on earning assets and the rate paid on interest bearing liabilities.

During the six months ended December 31, 1994, 74.5% of the Com-pany's interest bearing assets were funded by interest bearing liabilities. During the six months ended December 31, 1993, 75.7% of the Company's interest bearing assets were funded by interest bearing liabilities. A reduction in the level of interest bearing assets, funded by interest bearing liabilities, from 75.7% to 73.9% was realized when the quarter ended December 31, 1994, is compared to the quarter ended December 31, 1993. The Company's ability to attract and maintain noninterest bearing deposits, and the decrease in the level of interest bearing assets funded by interest bearing liabilities has enhanced the Company's net interest income.

The yields on the Company's interest bearing assets increased when both the six and three month periods ended December 31, 1994, are compared to the six and three month periods ended December 31, 1993. The rates on interest bearing liabilities increased but to a lesser degree when the same periods are compared.

The Company's yield on interest bearing assets increased 50 basis points to 7.42% from 6.92% when the six month period ended December 31, 1994, is compared to the six month period ended December 31, 1993. The Company's cost of funds increased, by a single basis point, to 2.76% from 2.75%, when the first six months of fiscal 1995 is compared to the first six months of fiscal 1994. These rate changes resulted in an increase in the Company's interest rate spread of 49 basis points for the first six months of the fiscal year, compared to the same period in the previous year. When the quarter ended December 31, 1994, is compared to the quarter ended December 31, 1993, an increase of 65 basis points was realized in the interest rate spread.


Management's Discussion
Page 4

Earnings Performance - (Continued)


As pointed out earlier in this discussion, a reduction in the provision for loan losses positively impacted earnings in fiscal 1994. The provision for loan losses for the first six months of fiscal 1994 reflected a credit balance of $475 thousand compared to expense of $49 thousand for the first six months of fiscal 1995. The credit balance is attributable to a $500 thousand reduction in the Allowance for Loan Loss balance taken during the second quarter of fiscal 1994, by the Company's lead bank. The credit was offset by a provision expense of $25 thousand at another subsidiary bank. The reduction in the Allowance for Loan Loss balance is due to the fact that the Bank has improved the quality of its loan portfolio and reduced the level of problem loans.

The Company's level of net charged off loans remained low during the six months ended December 31, 1994, at $40 thousand, and for the quarter ended December 31, 1993, net charge offs totaled $34 thousand. The Company realized net recoveries on previously charged off loans in the amount of $219 thousand for the six months ended December 31, 1993 and for the quarter ended December 31, 1993, recoveries totaled $177 thousand. The low level of charged off loans is attributable to strong underwriting standards, early identification and workouts on problem credits, and a strong Colorado economy.

Management believes it has thoroughly reviewed its loan portfolio, and has identified and allowed for problem loans. The allowance for loan losses was 2.9% of total loans at December 31, 1994, and 3.2% of total loans at June 30, 1994. The reduction in the allowance as a percentage of total loans reflects growth in the loan portfolio, and the low level of provision expense. Management feels that the Company is adequately positioned against future credit risk.

The Company's noninterest income is reflected in the Other Income section of the Consolidated Statement of Earnings. The Company's other income is categorized into three components. The most significant of these is fees on deposit accounts, followed by other fee income, and investment security gains. Other income for the first six months of fiscal 1995 totaled $1,555 thousand compared with $1,536 thousand for the first six months of fiscal 1994. For the quarter ended December 31, 1994, other income was $764 thousand compared to $786 thousand for the quarter ended December 31, 1993.


Management's Discussion
Page 5

Earnings Performance-(Continued)


Service charges on both deposits and other services provided by the Company's banking subsidiaries have long been an important source of revenue. The increase in service charge revenue from the first six months of fiscal 1994 to the first six months of fiscal 1995 totaled $149 thousand or 15.5%. The increase in service charges is attributable to the acquisition of Goldenbank, Applewood. Service charges at the Applewood Bank totaled $195 thousand for the six month period. Due to the timing of the acquisition of the bank in November, 1993, Applewood contributed only $35 thousand to the service charge total for the first six months of the preceding fiscal year.

The Company realized a $59 thousand investment security gain for the six months ended December 31, 1993, of which $7 thousand was realized in the quarter ended December 31, 1993. For the current fiscal year security gains totaled $13 thousand and there was no gain or loss on securities for quarter ended December 31, 1994. All of the investment security gains are attributable to gains realized on municipal securities held by the Company which were called at a premium.

In May 1993, the Financial Accounting Standards Board issued Statement No. 114 (SFAS 114) "Accounting by Creditors for Impairment of a Loan," which addresses the accounting for impairment of certain loans in the Company's loan portfolio. The Company is required to adopt SFAS 114 by the year ending June 30, 1996. Management is unable to estimate the impact SFAS 114 will have on the reporting and disclosures in its balance sheet; however, management believes the statement will not have a material effect on the results of operations.

Other expenses for the first six months of fiscal 1995 totaled $6.7 million which is an increase of $1 million or 17.6% compared to the first six months of fiscal 1994. For the quarter ended December 31, 1994, an increase in other expenses of $411 thousand or 13.8% was realized when comparison is made to the quarter ended December 31, 1993. A significant factor in the increase in other expenses, for both the six months ended December 31, 1993, compared to the six months ended December 31, 1994, and the quarters ended on these dates, is the acquisition of Goldenbank, Applewood.

Applewood contributed $137 thousand to other expenses for the first six months of fiscal 1994. Due to the November, 1993, acquisition date, all of these other expenses were realized in the second


Management's Discussion
Page 6

Earnings Performance - (Continued)


quarter of that year. Other expenses for the Applewood Bank totaled $913 thousand for the first six months of fiscal 1995, with $472 thousand of the expenses realized during the second quarter of the year.

Salaries and employee benefits, which represents 50.6% of total other expense for the six months ended December 31, 1994, increased $573 thousand or 20.3% from the six months ended December 31, 1993. From the quarter ended December 31, 1993, to the quarter ended December 31, 1994, an increase of $224 thousand or 15.3% was realized. The expense increase reflects annual cost increases, and additional staffing attributable to the Company's growth and the Applewood acquisition.

Other real estate (OREO) expenses are the costs associated with properties obtained through foreclosure, and include the costs of administering and operating these properties, any write downs in the value of the properties prior to their disposition, and the effect of gains and losses on the subsequent sale of these properties. Other real estate expenses also reflect rental income realized on these properties as a reduction to other real estate expenses.

The Company's earnings for the six months ended December 31, 1994, reflected the positive impact of $18 thousand in OREO income. Expenses from OREO properties exceeded income by $47 thousand for
the six months ended December 31, 1993.   For the quarter ended
December 31, 1994, the Company realized $5 thousand in OREO income and for the quarter ended December 31, 1993, the Company realized OREO expenses totaling under $1 thousand.

Other operating expense for the six months ended December 31, 1994, was $332 thousand greater than the six months ended December 31, 1993. Other operating expense attributable to the Applewood Bank for the six months ended December 31, 1994, were $309 thousand greater than in the first six months of the preceding fiscal year, and this change accounted for 93% of the increase in this expense category for the six month period. An increase of $126 thousand was realized in other operating expense for the quarter ended December 31, 1994, compared to the quarter ended December 31, 1993. The rise in expense is attributable to the Applewood acquisition, as Applewood's other operating expense was $132 thousand greater for the quarter ended December 31, 1994, than for the quarter ended December 31, 1993.


Management's Discussion
Page 7

Earnings Performance - (Continued)


Income tax expense totaled $1.2 million for the six months ended December 31, 1994, an increase of 20.8% over the same six months in the preceding fiscal year. The rise in income tax expense is attributable to the increase in the Company's before tax earnings when the six months ended December 31, 1994, is compared to the six months ended December 31, 1993. There is relatively little change in income tax expense for the quarter ended December 31, 1994, when compared to the quarter ended December 31, 1993. Income tax expense for the quarter ended December 31, 1994, declined 2.7%, when the quarters are compared, as income before income tax, for the two quarters, is fairly flat.


Financial Condition

The consolidated balance sheets presented in this report summarize the various sources of funds generated by the Company and the manner in which those funds were invested. Total assets declined approximately 1%, from $380 million, at June 30, 1994, to $376 million at December 31, 1994.

The Company's total deposits have declined $16.7 million or 4.9% since June 30, 1994. There were declines in all deposit categories with the exception of N.O.W. accounts. In the current rising interest rate environment, it appears that some customers are taking advantage of some opportunities to earn a higher rate of interest, on a variety of investment products other than bank deposits.

While the Company has experienced some declines in deposit balances, it successfully grew its loan portfolio since June 30, 1994. The loan portfolio, expressed as a percentage of total assets, increased from 42.3% as of June 30, 1994, to 47.8% as of December 31, 1994. The shifting of earning assets from investments into higher yielding loans positively effects the Company's earnings.

The loan portfolio increased $19.1 million or 11.9% since June 30, 1994. The most significant loan growth included increases of $9.5 million in construction real estate loans and $8.7 million in installment loans. Commercial loans and real estate mortgage loans increased $546 thousand and $444 thousand, respectively.


Management's Discussion
Page 8

Financial Condition - (Continued)


With the growth of the loan portfolio the Company has seen a decrease of $12.6 million or 7.3% in its investment portfolio. Investments represented 45.6% of total assets at June 30, 1994, and 42.7% of total assets at December 31, 1994. The reduction in investments, and the movement of funds into loans, has been accomplished with maturing securities. No securities were sold during the quarter.

The Company adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities," on July 1, 1994. Under SFAS 115, a portion of the Company's investment securities have been classified as "available for sale." These securities are reported at current market value with both unrealized gains and losses, which primarily result from period-to-period interest rate changes, credited or charged, net of the related tax effect, directly to a separate component of stockholders' equity. This accounting adds volatility to the Company's capital, but net income will not be impacted unless the securities are sold.

Securities "available for sale" include securities considered part of the Company's asset/liability management that may be sold in response to changes in interest rates or for general liquidity purposes. As of December 31, 1994, the Company has securities with an amortized cost of $32.6 million classified as "available for sale" which represents approximately 8.7% of the Company's total assets at that date. As noted on the December 31, 1994, Consolidated Balance Sheet, equity capital decreased $364 thousand to recognize an unrealized loss in these securities' market values, net of taxes.

As members of the Federal Reserve System, the Company's subsidiary banks must maintain required levels of cash on hand or on deposit with the Federal Reserve Bank or other financial institutions. Each subsidiary bank is responsible for the maintenance of its "cash position" and to meet these requirements on a continuous basis. In addition to these regulatory requirements, the Company keeps a portion of its funds available as cash or as amounts on deposit with the Federal Reserve Bank or other depository institutions, in order to satisfy its operational and liquidity requirements. At June 30, 1994, 6% of the Company's funds were held as cash and due from banks and at December 31, 1994, 7% of funds were held in this manner.


Management's Discussion
Page 9

Financial Condition-(Continued)


The Company's Stockholders' Equity, consisting of capital contributed by stockholders and retained earnings, provides a
significant source of funds for the Company.   Stockholders' Equity
increased $2 million or 7.2% from June 30, 1994, to December 31, 1994. The change in equity is attributable to the Company's earnings less dividends paid to shareholders and the unrealized loss on securities (SFAS 115).

The Company's long-term debt decreased $236 thousand or 8% from June 30, 1994, to December 31, 1994. The reduction is attributable to regular debt service.

Short-term borrowings, consisting of repurchase agreements and federal funds purchased by the Company's subsidiary banks provided 4.5% of funds at December 31, 1994, and 1.3% of funds at June 30, 1994.


Asset Quality

Loans of $179.8 million, and investment securities totaling $160.9 million are the principal assets of the Company. These two asset categories combined make up 90.5% of total assets at December 31, 1994.

The quality of the Company's loan portfolio is monitored on an ongoing basis. All of the Company's subsidiary banks have written loan policies which help provide for consistent loan underwriting and the basis for prudent loan decisions. Credit decisions are based on the ability of the borrowers to repay the loan and the value and liquidity of underlying collateral. Loan officers are charged with the responsibility of reviewing existing loans on an ongoing basis, identifying potential problem credits, and developing action plans to collect and reduce problem loans. In addition, loans are subject to review by the Company's internal loan review officer, the Company's independent auditors, and bank regulatory agencies.

The Company's internal loan review is performed by a loan review officer who operates independently of the lending department and reports directly to the banking subsidiaries' boards of directors. Loan review encompasses examinations of the subsidiary banks' loans for credit quality, documentation, and adherence to loan policy. The Company also strives to avoid undue credit risk in its loan

Management's Discussion
Page 10

Asset Quality - (Continued)


portfolio by monitoring concentrations of loans by collateral, purpose, and industry. The Company has no significant exposure to highly leveraged transactions and has no foreign credits in its loan portfolio.

The Company's level of problem assets total $2.2 million at December 31, 1994, compared to $1.9 million at June 30, 1994. Problem assets consist of other real estate (OREO), nonaccrual loans, and loans 90 days past due. The Applewood Bank's problem assets totaled $968 thousand at December 31, 1994, and $1.1 million at June 30, 1994. Applewood's problem asset level largely reflects problem assets acquired in the acquisition of the Bank which took place during the preceding fiscal year. The Company is addressing the problem assets at the Applewood Bank and is implementing the same monitoring and review standards which are in place at its other subsidiary banks.

At December 31, 1994, the Company had other real estate of $489 thousand compared to $414 thousand at June 30, 1994. Appraisals on OREO properties are obtained annually. Any reduction in the fair market value of the property is recorded immediately. The OREO balance reflected in the balance sheets is the estimated amount expected to be realized on the sale of the property, net of sales expense.

Nonaccrual loans at December 31, 1994, were $1.7 million compared to $1.4 million at June 30, 1994. The Company's 90 day past due loans totaled $9 thousand at December 31, 1994, compared to $7 thousand at June 30, 1994.

The quality of the investment portfolio is a primary concern of
management.   The Company's investment portfolio is structured to
provide profitability, and is managed to monitor the quality of investments, and provide acceptable levels of liquidity. U.S. government securities make up $84.6 million or 52.6% of the investment portfolio at December 31, 1994. Obligations of states and political subdivisions (municipal securities), comprise $17.8 million or 11.1% of the portfolio. Currently, 69.3% of the municipal securities are Colorado bonds and 94.5% are rated A or higher.

The Company also invests in mortgage backed securities and asset backed securities. The mortgage backed securities consist of bonds secured by pools of pass-through mortgage securities, primarily of U.S. Agencies. The asset backed securities are secured by pools of

Management's Discussion
Page 11

Asset Quality - (Continued)


automobile loans, home equity loans, and letters of credit. The mortgage backed securities are high quality securities and consequently provide a good credit risk. All of the mortgage backed securities are rated AAA. All of the asset backed securities are rated at least A and 92.8% are rated AAA.


Liquidity

One of the principal functions of asset/liability management is to provide for adequate liquidity. Liquidity is the ability to ensure that sufficient funds are available to satisfy contractual liabilities, to meet fluctuating loan demand and withdrawal requirements of depositors, and to fund operations. The Company depends on its financial strength, asset quality, and the stability of its deposit base to ensure adequate liquidity. In the ordinary course of business, cash flows needed to meet liquidity requirements are generated from the Company's interest and fee income, repayments of loan balances, and the regularly scheduled maturities and cash flows of other earning assets.

Projected cash flows and maturities of the Company's investment portfolio, due within one year, total $85.3 million, at December 31, 1994, and represent 53% of the portfolio. Maturities in the loan portfolio also provide a steady flow of funds. Loan maturities as well as regularly scheduled loan payments provide a source of liquidity.

The overall liquidity of the Company is also enhanced by its ability to purchase federal funds through established correspondent banking relationships.

The parent company's cash requirements consist primarily of dividends to shareholders and principal and interest payments on debt. The long-term debt of the parent is relatively moderate compared to its peers. The principal source of funds for the parent is dividends from its subsidiary banks. Based on the strong capital levels and current earnings of the subsidiary banks, projected cash flows of the parent are adequate to service the debt and provide for its operational needs.

Management's Discussion
Page 12

Capital Resources


The Company's capital adequacy is important for a number of reasons. The strength of the Company can be determined by a review of its underlying capital. A strong capital base is necessary to support the volume, type, and character of the Company's business and to provide for the absorption of adverse operating results. In addition, the capital position of the Company lends itself to promote public confidence in the Company and its subsidiary banks, and furnishes a safeguard for depositors and other creditors.

Equity of the Company increased $2 million or 7.2% from June 30, 1994, to December 31, 1994. The equity balance was increased by the six month earnings, and reduced by shareholder dividends of $.30 per share. The Company's equity total has also been reduced, since June 30, 1994, by the net unrealized loss on securities held as "available of sale," as discussed earlier.

The Company is subject to the Federal Reserve's guidelines pertaining to risk-based capital. The guidelines require the calculation of risk-based capital ratios which provide a consistent system for comparing capital positions of banking organizations and to consider the different degrees of credit risk among an organization's assets and off-balance sheet items in assessing capital adequacy. Under these final guidelines the Company's Tier 1 capital was 12.6%, and the total capital was 13.85%, of risk-based assets. These risk-based capital ratios are well above the minimum requirements of 4% for Tier 1 capital and 8% for total risk-based capital.

In addition, the Federal Reserve Board has introduced the leverage ratio, which measures Tier 1 capital against quarterly average assets, net of goodwill. A leverage ratio of 3% is the minimum requirement for the most highly rated banking organizations and most banking organizations would be expected to maintain a leverage ratio between 4% and 5%. The Company's leverage ratio at December 31, 1994, is 7.34%.

The Company's subsidiary banks must also comply with the risk-based capital guidelines and the leverage ratio requirements. At
December 31, 1994, all of the subsidiary banks exceed the regu-latory minimums.

The Federal Deposit Insurance Corporation (FDIC) has published the conditions for banks to qualify as a "well capitalized" bank for the purpose of assignment of FDIC insurance premium rates.

Management's Discussion
Page 13

Capital Resources - (Continued)


To qualify as a "well capitalized" bank, an institution must have a Tier 1 risk-based capital ratio of at least 6%, a total risk-based capital ratio of at least 10%, and a leverage ratio of at least 5%. If a bank meets these capital standards, and has a sufficiently high supervisory rating, it will be assessed the lowest FDIC insurance premium rate of $.23 per $100. At December 31, 1994, all of the Company's subsidiary banks met the criteria of a "well capitalized" bank.


Interest Rate Sensitivity


Interest sensitivity risk is the risk that future changes in
interest rates will decrease net interest income.   Net interest
income is affected by fluctuations in market interest rates as a result of mismatches in the repricing of its assets and liabili-ties. These mismatches are quantified in specific time intervals and are referred to as interest rate sensitivity gaps. An asset sensitive gap position, indicates that the net interest margin will move in the same direction as interest rates (i.e., as rates increase the net interest margin will increase). A liability sensitive gap position would cause net interest income to move in the opposite direction from interest rates.

The following table presents the Company's gap profile at December 31, 1994. To take into account such factors as prepayments of certain types of loans and investments the analysis focuses on the expected repricing of these assets (the "managerial gap") rather than on contractual terms. For deposits without defined maturities
- - savings, N.O.W., and money market accounts - the estimated life is based on maximum stated lives as provided by the guidelines in the proposed Section 305 of the Federal Deposit Insurance Corporation Improvement Act.


Management's Discussion
Page 14


Interest Rate Sensitivity - (Continued)

Interest Rate Sensitivity Table
(Dollar Amounts in Thousands)

                                 Cumulative Sensitivity Period

                                                        One to   Over
                            Three    Six        One     Five     Five
                            Months   Months     Year    Years    Years

Interest Earning Assets:
 Short-term investments    $ 2,757  $ 2,757   $ 2,757 $  2,757  $  2,757
 Securities                 26,929   48,092    89,952  154,884   161,264
 Loans                      70,016   76,046    85,061  153,228   179,805
Total                       99,702  126,895   177,770  310,869   343,826

Interest Bearing Liab.:
 Savings and NOW accounts        0        0         0  128,863   128,863
 Money market accounts           0   11,613    34,840   58,066    58,066
 Time deposits              19,988   30,739    41,130   55,073    55,118
 Short-term borrowings      17,094   17,094    17,094   17,094    17,094
 Long-term debt              2,711    2,711     2,711    2,711     2,711

Total                       39,793   62,157    95,775  261,807   261,852


Interest sensitivity gap   $59,909  $64,738   $81,995 $ 49,062  $ 81,974
                            ======   ======    ======   ======    ======
Percent of earning assets    17.42%   18.83%    23.85%   14.27%    23.84%


This table shows that the Company is asset sensitive, and is in a favorable position, as management believes we are currently in a rising interest rate environment.

Gap analysis provides a static view of the Company's rate sensitivity at a specific point in time. Further, this type of analysis assumes that rate sensitive assets and liabilities are equally sensitive to rate changes within the periods shown. In reality, however, there are varying degrees of rate sensitivity.

Due to the limitations of gap reports the Company uses a simulation model as its primary method of measuring interest rate risk. The model simulates the Company's interest margin over a variety of interest rate scenarios and time horizons. Because of the model's dynamic nature it can capture the effects of different patterns of rate movements and the changing relationships between rates. In addition, the model can take into


Management's Discussion
Page 15


Interest Sensitivity - (Continued)

account the effects of interest rate ceilings and floors. At December 31, 1994, the Company's simulation modeling indicates that net interest income would fluctuate by approximately 3% due to an increase or decrease in interest rates of 200 basis points over the remainder of fiscal 1995. If interest rates rise, the change would be positive, and as previously stated, management believes that the Company is in a favorable position to take advantage of a rising interest rate environment.


Other Matters

On September 26, 1994, the Company announced that a letter of intent had been signed for the merger of the Company into Norwest Corporation.

On November 22, 1994, the Company announced that a definitive agreement providing for the merger of the Company into Norwest Corporation had been executed. Terms of the agreement call for a tax free exchange of 1.9876 shares of Norwest common stock for each share of Goldenbanks common stock. The agreement provides that if the average closing price of Norwest common stock is less than $21.00 per share during the 15 trading days, ending prior to the Goldenbanks shareholder meeting, held for the purpose of approving the merger, Goldenbanks can terminate the purchase agreement.

Consummation of the transaction is conditioned on, among other things, the approval of Goldenbanks' shareholders, and approval of all applicable regulatory authorities. No assurances can be given regarding the time frame under which the transaction would be completed. However, it is anticipated the closing would occur in the first half of 1995.






                               SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



GOLDENBANKS OF COLORADO, INC.

Date:  February 14, 1995

By _____________________________

  William J. Fortune
  President, Director, Chairman of the
  Board, and Chief Executive
  Officer


Date:  February 14, 1995

By ____________________________

  G. Scott Gagon
  Director, Executive Vice President,
  Treasurer, and Principal
  Financial Accounting Officer